Form 10QSB
period 2000-06-30
STUDIO CAPITAL CORP
filed 2000-08-24
CIK 1056883

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 2000


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

                            Yes X             No___


As of June 30, 2000, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X


                                   INDEX

                                                                Page
                                                               Number

Part I.   Financial Information

    Item 1.  Financial Statements

             Review Report of Independent Certified
             Public Accountant ...............................   3

             Balance Sheets as of June 30, 2000
             and December 31, 1999 ...........................   4

             Statements of Operations, Three Months
             Ended June 30, 2000 and 1999 ....................   5

             Statements of Operations, Six Months
             Ended June 30, 2000 and 1999 ....................   6

             Statements of Cash Flows, Six Months
             Ended June 30, 2000 and 1999 ....................   7

             Notes to Financial Statements ...................   8

    Item 2.  Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations ......................................   9

Part II.  Other Information ..................................  10

Signatures ...................................................  11

           REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Studio Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Studio Capital Corp. as of June 30, 2000, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Studio Capital Corp.

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



                                 /s/ Schumacher & Associates, Inc.

                                 Schumacher & Associates, Inc.
                                 Certified Public Accountants
                                 2525 Fifteenth Street, Suite 3H
                                 Denver, Colorado 80211
August 11, 2000

                            STUDIO CAPITAL CORP.

                               BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                               June 30       December 31
                                                 2000            1999
                                             ------------    -----------


Current Assets
 Cash                                          $    237        $    268
                                               --------        --------
     Total Current Assets                           237             268

Organization costs, net of amortization           4,025           4,830
                                               --------        --------

     Total Assets                              $  4,262        $  5,098
                                               ========        ========

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                             $  2,817        $  3,115
  Advances payable, related parties               4,866           1,658
                                               --------        --------
     Total Current Liabilities                    7,683           4,773
                                               --------        --------

Stockholders' (Deficit):
  Preferred Stock, no par value,
    5,000,000 shares authorized
    none issued and outstanding                       -               -
  Common Stock, no par value,
    100,000,000 shares authorized
    2,000,000 shares issued and
    outstanding                                  10,050          10,050
  Additional paid-in capital                      9,000           7,200
  Accumulated deficit                           (22,471)        (16,925)
                                               --------        --------
Total Stockholders' (Deficit)                    (3,421)            325
                                               --------        --------

Total Liabilities and Stockholders' (Deficit)  $  4,262        $ 5,098
                                               ========        ========







The accompanying notes are an integral part of the financial statements.

                           STUDIO CAPITAL CORP.

                         STATEMENT OF OPERATIONS
                              (Unaudited)

                                                   Three Months Ended
                                             June 30, 2000     June 30, 1999
                                             -------------     -------------



Revenues                                      $          -     $         -
                                              ------------     -----------
Operating Expenses:
  Amortization                                          403            403
  Professional fees                                   1,502          1,014
  Rent                                                  300            300
  Other                                                  27             27
                                              -------------    -----------
     Total Operating Expenses                         2,232          1,744
                                              -------------    -----------

Net Loss                                      $      (2,232)   $    (1,744)
                                              -------------    -----------

Per Share                                     $         nil    $       nil
                                              =============    ===========

Weighted Average Number of Shares Outstanding     2,000,000      2,000,000
                                              =============    ===========

























The accompanying notes are an integral part of the financial statements.

                           STUDIO CAPITAL CORP.

                         STATEMENT OF OPERATIONS
                              (Unaudited)

                                                   Six Months Ended
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------


Revenues                                      $          -     $         -
                                              ------------     -----------
Operating Expenses:
  Amortization                                          805            805
  Professional fees                                   4,017          2,927
  Rent                                                  600            600
  Other                                                 124             54
                                              -------------    -----------
     Total Operating Expenses                         5,546          4,386
                                              -------------    -----------

Net Loss                                      $      (5,546)   $    (4,386)
                                              -------------    -----------

Per Share                                     $         nil    $       nil
                                              =============    ===========

Weighted Average Number of Shares Outstanding     2,000,000      2,000,000
                                              =============    ===========

























The accompanying notes are an integral part of the financial statements.

                             STUDIO CAPITAL CORP.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months Ended
                                               June 30, 2000   June 30, 1999
                                               -------------   -------------


Cash Flows from Operating Activities:
  Net (loss)                                   $     (5,546)     $   (4,386)
  Amortization                                          805             805
  Increase (decrease) in accounts payable              (298)          1,544
                                               ------------      ----------

     Net Cash (Used in) Operating Activities         (5,039)         (2,037)
                                               ------------      ----------

Cash Flows from Investing Activities                      -               -
                                               ------------      ----------

Cash Flows from Financing Activities:
  Increase in advances from related parties           3,208             158
  Increase in additional paid-in capital              1,800           1,800
                                               ------------      ----------

     Net Cash Provided by Financing Activities        5,008           1,958
                                               ------------      ----------

Increase (decrease) in Cash                             (31)            (79)

Cash, Beginning of Period                               268             402
                                               ------------      ----------

Cash, End of Period                            $        237      $      323
                                               ============      ==========

Interest Paid                                  $          -      $        -
                                               ============      ==========

Income Taxes Paid                              $          -      $        -
                                               ============      ==========










The accompanying notes are an integral part of the financial statements.

                                STUDIO CAPITAL CORP.
                            NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)

(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Studio Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Studio Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Studio Capital Corp. later in the year.

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

The Company generated no revenues during the quarter ended June 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2000, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits.  The following exhibit is being filed with this report:

           Exhibit 27   Financial Data Schedule

     (b)   Reports on Form 8-K.  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    STUDIO CAPITAL CORP.



Date: August 11, 2000                By:/s/ Joseph J. Peirce
                                        Joseph J. Peirce, President

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically