Form 10QSB
period 2000-09-30
STUDIO CAPITAL CORP
filed 2000-11-17
CIK 1056883

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-QSB




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 2000


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

                            Yes X             No___


As of September 30, 2000, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                    INDEX

                                                                     Page
                                                                    Number

Part I.  Financial Information

Item I.  Financial Statements

         Review Report of Independent Certified
         Public Accountant                                             3

         Balance Sheets as of September 30, 2000
         and December 31, 1999                                         4

         Statements of Operations, Three Months
         Ended September 30, 2000 and 1999                             5

         Statements of Operations, Nine Months
         Ended September 30, 2000 and 1999                             6

         Statements of Cash Flows, Nine Months
         Ended September 30, 2000 and 1999                             7

         Notes to Financial Statements                                 8

Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of
         Operations                                                    9

Part II. Other Information                                            10

    REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Studio Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Studio Capital Corp. as of September 30, 2000, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Studio Capital Corp.

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


                              /s/ Schumacher & Associates

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              2525 Fifteenth Street, Suite 3H
                              Denver, Colorado 80211

November 8, 2000

                            STUDIO CAPITAL CORP.

                               BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                             September 30    December 31
                                                 2000            1999
                                             ------------    -----------

Current Assets
 Cash                                          $    209        $    268
                                               --------        --------
     Total Current Assets                           209             268

Organization costs, net of amortization           3,622           4,830
                                               --------        --------

     Total Assets                              $  3,831        $  5,098
                                               ========        ========

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                             $  3,474        $  3,115
  Advances payable, related parties               4,866           1,658
                                               --------        --------
     Total Current Liabilities                    8,340           4,773
                                               --------        --------

Stockholders' (Deficit):
  Preferred Stock, no par value,
    5,000,000 shares authorized
    none issued and outstanding                       -               -
  Common Stock, no par value,
    100,000,000 shares authorized
    2,000,000 shares issued and
    outstanding                                  10,050          10,050
  Additional paid-in capital                      9,900           7,200
  Accumulated deficit                           (24,459)        (16,925)
                                               --------        --------
Total Stockholders' (Deficit)                    (4,509)            325
                                               --------        --------

Total Liabilities and Stockholders' (Deficit)  $  3,831        $  5,098
                                               ========        ========






The accompanying notes are an integral part of the financial statements.

                          STUDIO CAPITAL CORP.

                         STATEMENT OF OPERATIONS
                              (Unaudited)

                                                   Three Months Ended
                                               September 30, September 30,
                                                  2000           1999




Revenues                                      $          -     $         -
                                              ------------     -----------
Operating Expenses:
  Amortization                                          403            402
  Professional fees                                   1,257          1,480
  Rent                                                  300            300
  Other                                                  28             27
                                              -------------    -----------
     Total Operating Expenses                         1,988          2,209
                                              -------------    -----------

Net Loss                                      $      (1,988)   $    (2,209)
                                              -------------    -----------

Per Share                                     $         nil    $       nil
                                              =============    ===========

Weighted Average Number of Shares Outstanding     2,000,000      2,000,000
                                              =============    ===========
























The accompanying notes are an integral part of the financial statements.

                           STUDIO CAPITAL CORP.

                         STATEMENT OF OPERATIONS
                              (Unaudited)

                                                   Nine Months Ended
                                               September 30, September 30,
                                                  2000           1999


Revenues                                      $           -    $         -
                                              -------------    -----------
Operating Expenses:
  Amortization                                        1,207          1,208
  Professional fees                                   5,274          4,407
  Rent                                                  900            900
  Other                                                 153             81
                                              -------------    -----------
     Total Operating Expenses                         7,534          6,596
                                              -------------    -----------

Net Loss                                      $      (7,534)   $    (6,596)
                                              -------------    -----------

Per Share                                     $         nil    $       nil
                                              =============    ===========

Weighted Average Number of Shares Outstanding     2,000,000      2,000,000
                                              =============    ===========


























The accompanying notes are an integral part of the financial statements.

                             STUDIO CAPITAL CORP.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                    Nine Months Ended
                                               September 30, September 30,
                                                  2000           1999



Cash Flows from Operating Activities:
  Net (loss)                                   $     (7,534)     $   (6,596)
  Amortization                                        1,208           1,208
  Increase in accounts payable                          359           2,424
                                               ------------      ----------

     Net Cash (Used in) Operating Activities         (5,967)         (2,964)
                                               ------------      ----------

Cash Flows from Investing Activities                      -               -
                                               ------------      ----------

Cash Flows from Financing Activities:
  Increase in advances from related parties           3,208             158
  Increase in additional paid-in capital              2,700           2,700
                                               ------------      ----------

     Net Cash Provided by Financing Activities        5,908           2,858
                                               ------------      ----------

(Decrease) in Cash                                      (59)           (106)

Cash, Beginning of Period                               268             402
                                               ------------      ----------

Cash, End of Period                            $        209      $      296
                                               ============      ==========

Interest Paid                                  $          -      $        -
                                               ============      ==========

Income Taxes Paid                              $          -      $        -
                                               ============      ==========











The accompanying notes are an integral part of the financial statements.

                                STUDIO CAPITAL CORP.
                            NOTES TO FINANCIAL STATEMENTS
                            September 30, 2000 (Unaudited)

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

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

The Company generated no revenues during the quarter ended September 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2000, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

     (a)  Exhibits.

Exhibit
Number      Description                     Location

27         Financial Data Schedule          Filed herewith electronically

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during this reporting period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     STUDIO CAPITAL CORP.



Date: November 8, 2000               By:/s/ Joseph J. Peirce
                                        Joseph J. Peirce, President